Form 10-K
period 2016-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C20
filed 2017-03-30
CIK 1629069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

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

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact names of the sponsors as specified in their charters)

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

EXPLANATORY NOTES

The MSBAM 2015-C20 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the Linc LIC mortgage loan and the One & Only Ocean Club mortgage loan, which are serviced pursuant to the MSBAM 2014-C19 pooling and servicing agreement attached hereto as Exhibit 4.2.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

• Wells Fargo Bank, National Association is the master servicer under the MSBAM 2014-C19 pooling and servicing agreement, pursuant to which the Linc LIC mortgage loan and One & Only Ocean Club mortgage loan are serviced. Because Wells Fargo Bank, National Association is not the MSBAM 2015-C20 master servicer, is not affiliated with any sponsor and services only the Linc LIC mortgage loan and One & Only Ocean Club mortgage loan, which constitute more than 5% but less than 10% of the mortgage pool, Wells Fargo Bank, National Association, as MSBAM 2014-C19 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C19 pooling and servicing agreement, pursuant to which the Linc LIC mortgage loan and One & Only Ocean Club mortgage loan are serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Linc LIC mortgage loan and One & Only Ocean Club mortgage loan for the reporting period.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “Minnesota Court”) for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million (“Disputed Proceeds”) received by CWCAM as compensation in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the “Stuyvesant Town Property”) securing loans held by those trusts. CWCAM was the special servicer of the Stuyvesant Town Property. The petition requests the Minnesota Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Minnesota Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. The action has been removed to federal court in Minnesota (the “Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to New York, a motion to remand to the state court in New York and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. There can be no assurances as to the outcome of the motions or the proceeding or the possible impact on CWCAM. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street property in Boston, Massachusetts (the “One Congress Street Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the One Congress Street Loan (the “Modification”), (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the One Congress Street Loan and (d) other things. On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (the “OCS Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint. On June 14, 2016, RAIT Preferred Funding filed a memorandum of law in opposition to the OCS Motion to Dismiss (the “OCS Opposition”) stating that the claims in the RAIT Complaint were properly stated. On June 30, 2016, CWCAM filed a reply (the “OCS Reply”) in support of the OCS Motion to Dismiss and in response to the OCS Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law. On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential settlement agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017. Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice. If the term is not satisfied, RAIT Preferred Funding will contact the RAIT Court to re-set oral argument on the OCS Motion to Dismiss and other deadlines. The parties may jointly seek to extend the Litigation Stay, subject to RAIT Court approval. CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and disputes RAIT Preferred Funding’s allegations and, should the matter not be resolved via this 2016 Settlement, it intends to vigorously contest such allegations.

On January 24, 2016, PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000—such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss, and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. CWCAM intends to vigorously contest the appeal.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 CWCapital Asset Management LLC, as Special Servicer
33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.9 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 33.4)

33.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 CWCapital Asset Management LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.9 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 34.4)

34.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 CWCapital Asset Management LLC, as Special Servicer

35.5 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated January 23, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 9, 2015 under SEC File No. 333-180779-13 and incorporated by reference herein).

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

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2017

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.4 CWCapital Asset Management LLC, as Special Servicer
33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

33.9 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 33.4)

33.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.4 CWCapital Asset Management LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.8 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

34.9 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 34.4)

34.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.4 CWCapital Asset Management LLC, as Special Servicer

35.5 CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced: Linc LIC (from 1/1/16 to 12/31/16) and One & Only Ocean Club (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated January 23, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 9, 2015 under SEC File No. 333-180779-13 and incorporated by reference herein).

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